Form 10-K/A
WFRBS Commercial Mortgage Trust 2014-C22
filed 2016-04-05
CIK 1616666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

Large accelerated filer / /                                                                                          Accelerated filer / /

Non-accelerated filer /X/ (Do not check if a smaller reporting company                 Smaller reporting company / /

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

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on March 25, 2016 (the “Original Form 10-K”) is to file an amended Report on Assessment of Compliance for CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant, dated February 4, 2016 as a replacement to the Report on Assessment of Compliance filed as Exhibit 33.8 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K.  Due to an error in table formatting, Appendix A of Exhibit 33.8 to the Original Form 10-K did not clearly identify which servicing criteria were applicable or inapplicable.  The amended Exhibit 33.8 included in this Amendment clearly identifies which servicing criteria are applicable and which are inapplicable.

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

33.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.3 CWCapital Asset Management LLC, as General Special Servicer (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)
33.6 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)
33.7 Pentalpha Surveillance LLC, as Trust Advisor (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)
33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)
33.10 Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 33.10 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.11 Wells Fargo Bank, National Association, as Primary Servicer of the Bank of America Plaza Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.12 CWCapital Asset Management LLC, as General Special Servicer of the Bank of America Plaza Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Bank of America Plaza Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.14 Wells Fargo Bank, National Association, as Custodian of the Bank of America Plaza Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.15 Pentalpha Surveillance LLC, as Trust Advisor of the Bank of America Plaza Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (see Exhibit 33.8)

33.17 National Tax Search, LLC, as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.18 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.19 CWCapital Asset Management LLC, as General Special Servicer of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.21 Wells Fargo Bank, National Association, as Custodian of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.22 Pentalpha Surveillance LLC, as Trust Advisor of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.8)

33.24 National Tax Search, LLC, as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.25 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 33.25 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.26 LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 33.26 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.27 Wells Fargo Bank, National Association, as Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.28 Wells Fargo Bank, National Association, as Custodian of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.29 Situs Holdings, LLC, as Operating Advisor of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 33.29 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.3 CWCapital Asset Management LLC, as General Special Servicer (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)
34.6 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)
34.7 Pentalpha Surveillance LLC, as Trust Advisor (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)
34.10 Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.11 Wells Fargo Bank, National Association, as Primary Servicer of the Bank of America Plaza Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.12 CWCapital Asset Management LLC, as General Special Servicer of the Bank of America Plaza Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Bank of America Plaza Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.14 Wells Fargo Bank, National Association, as Custodian of the Bank of America Plaza Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.15 Pentalpha Surveillance LLC, as Trust Advisor of the Bank of America Plaza Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.17 National Tax Search, LLC, as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.18 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.19 CWCapital Asset Management LLC, as General Special Servicer of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.21 Wells Fargo Bank, National Association, as Custodian of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.22 Pentalpha Surveillance LLC, as Trust Advisor of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.24 National Tax Search, LLC, as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.25 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 34.25 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.26 LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 34.26 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.27 Wells Fargo Bank, National Association, as Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.28 Wells Fargo Bank, National Association, as Custodian of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.29 Situs Holdings, LLC, as Operating Advisor of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 34.29 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.3 CWCapital Asset Management LLC, as General Special Servicer (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Special Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)
35.6 Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 35.6 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Bank of America Plaza Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.8 CWCapital Asset Management LLC, as General Special Servicer of the Bank of America Plaza Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Bank of America Plaza Mortgage Loan (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.11 CWCapital Asset Management LLC, as General Special Servicer of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 35.13 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

99.1 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and RBS Financial Products Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and NCB, FSB (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.7 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.8 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.9 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Walker & Dunlop Commercial Property Funding I WF, LLC and Walker & Dunlop Commercial Property Funding, LLC (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.10 Primary Servicing Agreement, dated as of September 1, 2014, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: April 5, 2016

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

33.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.3 CWCapital Asset Management LLC, as General Special Servicer (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)
33.6 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)
33.7 Pentalpha Surveillance LLC, as Trust Advisor (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)
33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)
33.10 Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 33.10 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.11 Wells Fargo Bank, National Association, as Primary Servicer of the Bank of America Plaza Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.12 CWCapital Asset Management LLC, as General Special Servicer of the Bank of America Plaza Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Bank of America Plaza Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.14 Wells Fargo Bank, National Association, as Custodian of the Bank of America Plaza Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.15 Pentalpha Surveillance LLC, as Trust Advisor of the Bank of America Plaza Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (see Exhibit 33.8)

33.17 National Tax Search, LLC, as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.18 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.19 CWCapital Asset Management LLC, as General Special Servicer of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.21 Wells Fargo Bank, National Association, as Custodian of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.22 Pentalpha Surveillance LLC, as Trust Advisor of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.8)

33.24 National Tax Search, LLC, as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.25 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 33.25 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.26 LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 33.26 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.27 Wells Fargo Bank, National Association, as Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.28 Wells Fargo Bank, National Association, as Custodian of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

33.29 Situs Holdings, LLC, as Operating Advisor of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 33.29 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.3 CWCapital Asset Management LLC, as General Special Servicer (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)
34.6 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)
34.7 Pentalpha Surveillance LLC, as Trust Advisor (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)
34.10 Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.11 Wells Fargo Bank, National Association, as Primary Servicer of the Bank of America Plaza Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.12 CWCapital Asset Management LLC, as General Special Servicer of the Bank of America Plaza Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Bank of America Plaza Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.14 Wells Fargo Bank, National Association, as Custodian of the Bank of America Plaza Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.15 Pentalpha Surveillance LLC, as Trust Advisor of the Bank of America Plaza Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.17 National Tax Search, LLC, as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.18 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.19 CWCapital Asset Management LLC, as General Special Servicer of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.21 Wells Fargo Bank, National Association, as Custodian of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.22 Pentalpha Surveillance LLC, as Trust Advisor of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.24 National Tax Search, LLC, as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.25 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 34.25 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.26 LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 34.26 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.27 Wells Fargo Bank, National Association, as Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.28 Wells Fargo Bank, National Association, as Custodian of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

34.29 Situs Holdings, LLC, as Operating Advisor of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 34.29 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.3 CWCapital Asset Management LLC, as General Special Servicer (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Special Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)
35.6 Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 35.6 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Bank of America Plaza Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.8 CWCapital Asset Management LLC, as General Special Servicer of the Bank of America Plaza Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Bank of America Plaza Mortgage Loan (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.11 CWCapital Asset Management LLC, as General Special Servicer of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Square Portfolio Mortgage Loan (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 35.13 to the Original 10-K under Commission File No. 333-195164-01 and incorporated by reference herein)

99.1 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and RBS Financial Products Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and NCB, FSB (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.7 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.8 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.9 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Walker & Dunlop Commercial Property Funding I WF, LLC and Walker & Dunlop Commercial Property Funding, LLC (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.10 Primary Servicing Agreement, dated as of September 1, 2014, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)