Form 10-K
period 2016-12-31
WFRBS Commercial Mortgage Trust 2014-C22
filed 2017-03-23
CIK 1616666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

C-III Commercial Mortgage, LLC

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

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Bank of America Plaza Mortgage Loan and the Columbus Square Portfolio Mortgage Loan, which constituted approximately 10.1% and 8.4%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Bank of America Plaza Mortgage Loan, which is an asset of the issuing entity, and two other pari passu loans, which are not assets of the issuing entity and (b) with respect to the Columbus Square Portfolio Mortgage Loan, which is an asset of the issuing entity, and three other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Bank of America Plaza Mortgage Loan and the Columbus Square Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Stamford Plaza Portfolio Mortgage Loan, which constituted approximately 6.7% of the asset pool of the issuing entity as of its cut-off date.  The Stamford Plaza Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Stamford Plaza Portfolio Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the GS Mortgage Securities Trust 2014-GC24 transaction, Commission File Number 333-191331-05 (the “GSMS 2014-GC24 Transaction”). This loan combination, including the Stamford Plaza Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2014-GC24 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the GSMS 2014-GC24 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the GSMS 2014-GC24 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

National Cooperative Bank, N.A. (as successor to NCB, FSB), the NCB master servicer and NCB special servicer, is also a sponsor.  Therefore, the Depositor included in this Annual Report on Form 10-K servicer compliance statements for National Cooperative Bank, N.A. pursuant to Item 1123.  Because National Cooperative Bank, N.A. is servicing less than 5% of the pool assets, assessments of compliance with applicable servicing criteria and an accountants’ attestation reports pursuant to Item 1122 of Regulation AB are not required by Regulation AB.  As the attestation made in the servicer compliance statement required by Item 1123 relate to a review of the servicing activities of National Cooperative Bank, N.A. under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountant’s attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement.  Pursuant to the Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer of the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Prudential Asset Resources, Inc. is the primary servicer or National Cooperative Bank, N.A. is the master servicer)  to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes the Stamford Plaza Portfolio Mortgage Loan, the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as master servicer of the Stamford Plaza Portfolio Mortgage Loan and LNR Partners, LLC as special servicer of the Stamford Plaza Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Bank of America Plaza Mortgage Loan (Mortgage Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on September 30, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $44,083,290.00 for the twelve- month period ended December 31, 2016.

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

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”)with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as Trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 20007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “Settlement Agreement”) or (b) the rescission of the Settlement Agreement which would result in, among other things, the rescission of the sale of the Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the Settlement Agreement by fraud and further that the terms of the Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filled a motion to dismiss the complaint (the “CWCAM Motion to Dismiss”). Oral argument has been set by the PSW Court on the CWCAM Motion to Dismiss for August 23, 2016. There can be no assurances as to the outcome of this CWCAM Motion to Dismiss or the PSW Complaint or the possible impact on CWCAM. However, CWCAM believes that it was not guilty of any fraud in the procurement of the Settlement Agreement, that it performed its obligations under applicable pooling and servicing agreements in good faith and disputes PSW NYC LLC allegations. CWCAM intends to vigorously contest such allegations.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer
33.3 CWCapital Asset Management LLC, as General Special Servicer
33.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Special Servicer (see Exhibit 33.2)
33.5 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.6 Wells Fargo Bank, National Association, as Certificate Administrator
33.7 Wells Fargo Bank, National Association, as Custodian
33.8 Pentalpha Surveillance LLC, as Trust Advisor
33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.10 National Tax Search, LLC, as Servicing Function Participant
33.11 Prudential Asset Resources, Inc., as Primary Servicer
33.12 Wells Fargo Bank, National Association, as Primary Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 33.1)
33.13 CWCapital Asset Management LLC, as General Special Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 33.3)
33.14 Wilmington Trust, National Association, as Trustee of the Bank of America Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
33.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Bank of America Plaza Mortgage Loan (see Exhibit 33.6)
33.16 Wells Fargo Bank, National Association, as Custodian of the Bank of America Plaza Mortgage Loan (see Exhibit 33.7)
33.17 Pentalpha Surveillance LLC, as Trust Advisor of the Bank of America Plaza Mortgage Loan (see Exhibit 33.8)
33.18 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (see Exhibit 33.9)
33.19 National Tax Search, LLC, as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (see Exhibit 33.10)
33.20 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.1)
33.21 CWCapital Asset Management LLC, as General Special Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.3)
33.22 Wilmington Trust, National Association, as Trustee of the Columbus Square Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.23 Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.6)
33.24 Wells Fargo Bank, National Association, as Custodian of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.7)
33.25 Pentalpha Surveillance LLC, as Trust Advisor of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.8)
33.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.9)
33.27 National Tax Search, LLC, as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.10)
33.28 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan
33.29 LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan
33.30 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 33.6)
33.31 Wells Fargo Bank, National Association, as Custodian of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 33.7)
33.32 Situs Holdings, LLC, as Operating Advisor of the Stamford Plaza Portfolio Mortgage Loan

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

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer
34.3 CWCapital Asset Management LLC, as General Special Servicer
34.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Special Servicer (see Exhibit 34.2)
34.5 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.6 Wells Fargo Bank, National Association, as Certificate Administrator
34.7 Wells Fargo Bank, National Association, as Custodian
34.8 Pentalpha Surveillance LLC, as Trust Advisor
34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.10 National Tax Search, LLC, as Servicing Function Participant
34.11 Prudential Asset Resources, Inc., as Primary Servicer
34.12 Wells Fargo Bank, National Association, as Primary Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 34.1)
34.13 CWCapital Asset Management LLC, as General Special Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 34.3)
34.14 Wilmington Trust, National Association, as Trustee of the Bank of America Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
34.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Bank of America Plaza Mortgage Loan (see Exhibit 34.6)
34.16 Wells Fargo Bank, National Association, as Custodian of the Bank of America Plaza Mortgage Loan (see Exhibit 34.7)
34.17 Pentalpha Surveillance LLC, as Trust Advisor of the Bank of America Plaza Mortgage Loan (see Exhibit 34.8)
34.18 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (see Exhibit 34.9)
34.19 National Tax Search, LLC, as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (see Exhibit 34.10)
34.20 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.1)
34.21 CWCapital Asset Management LLC, as General Special Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.3)
34.22 Wilmington Trust, National Association, as Trustee of the Columbus Square Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.23 Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.6)
34.24 Wells Fargo Bank, National Association, as Custodian of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.7)
34.25 Pentalpha Surveillance LLC, as Trust Advisor of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.8)
34.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.9)
34.27 National Tax Search, LLC, as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.10)
34.28 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan
34.29 LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan
34.30 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 34.6)
34.31 Wells Fargo Bank, National Association, as Custodian of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 34.7)
34.32 Situs Holdings, LLC, as Operating Advisor of the Stamford Plaza Portfolio Mortgage Loan

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
35.3 CWCapital Asset Management LLC, as General Special Servicer
35.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Special Servicer
35.5 Wells Fargo Bank, National Association, as Certificate Administrator
35.6 Prudential Asset Resources, Inc., as Primary Servicer
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 35.1)
35.8 CWCapital Asset Management LLC, as General Special Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 35.3)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Bank of America Plaza Mortgage Loan (see Exhibit 35.5)
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 35.1)
35.11 CWCapital Asset Management LLC, as General Special Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 35.3)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Square Portfolio Mortgage Loan (see Exhibit 35.5)
35.13 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.14 LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and RBS Financial Products Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and NCB, FSB (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.7 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and C-III Commercial Mortgage, LLC (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.8 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.9 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Walker & Dunlop Commercial Property Funding I WF, LLC and Walker & Dunlop Commercial Property Funding, LLC (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.10 Primary Servicing Agreement, dated as of September 1, 2014, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein))

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: March 22, 2017

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer
33.3 CWCapital Asset Management LLC, as General Special Servicer
33.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Special Servicer (see Exhibit 33.2)
33.5 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.6 Wells Fargo Bank, National Association, as Certificate Administrator
33.7 Wells Fargo Bank, National Association, as Custodian
33.8 Pentalpha Surveillance LLC, as Trust Advisor
33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.10 National Tax Search, LLC, as Servicing Function Participant
33.11 Prudential Asset Resources, Inc., as Primary Servicer
33.12 Wells Fargo Bank, National Association, as Primary Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 33.1)
33.13 CWCapital Asset Management LLC, as General Special Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 33.3)
33.14 Wilmington Trust, National Association, as Trustee of the Bank of America Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
33.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Bank of America Plaza Mortgage Loan (see Exhibit 33.6)
33.16 Wells Fargo Bank, National Association, as Custodian of the Bank of America Plaza Mortgage Loan (see Exhibit 33.7)
33.17 Pentalpha Surveillance LLC, as Trust Advisor of the Bank of America Plaza Mortgage Loan (see Exhibit 33.8)
33.18 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (see Exhibit 33.9)
33.19 National Tax Search, LLC, as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (see Exhibit 33.10)
33.20 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.1)
33.21 CWCapital Asset Management LLC, as General Special Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.3)
33.22 Wilmington Trust, National Association, as Trustee of the Columbus Square Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.23 Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.6)
33.24 Wells Fargo Bank, National Association, as Custodian of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.7)
33.25 Pentalpha Surveillance LLC, as Trust Advisor of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.8)
33.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.9)
33.27 National Tax Search, LLC, as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.10)
33.28 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan
33.29 LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan
33.30 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 33.6)
33.31 Wells Fargo Bank, National Association, as Custodian of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 33.7)
33.32 Situs Holdings, LLC, as Operating Advisor of the Stamford Plaza Portfolio Mortgage Loan

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

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer
34.3 CWCapital Asset Management LLC, as General Special Servicer
34.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Special Servicer (see Exhibit 34.2)
34.5 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.6 Wells Fargo Bank, National Association, as Certificate Administrator
34.7 Wells Fargo Bank, National Association, as Custodian
34.8 Pentalpha Surveillance LLC, as Trust Advisor
34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.10 National Tax Search, LLC, as Servicing Function Participant
34.11 Prudential Asset Resources, Inc., as Primary Servicer
34.12 Wells Fargo Bank, National Association, as Primary Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 34.1)
34.13 CWCapital Asset Management LLC, as General Special Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 34.3)
34.14 Wilmington Trust, National Association, as Trustee of the Bank of America Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
34.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Bank of America Plaza Mortgage Loan (see Exhibit 34.6)
34.16 Wells Fargo Bank, National Association, as Custodian of the Bank of America Plaza Mortgage Loan (see Exhibit 34.7)
34.17 Pentalpha Surveillance LLC, as Trust Advisor of the Bank of America Plaza Mortgage Loan (see Exhibit 34.8)
34.18 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (see Exhibit 34.9)
34.19 National Tax Search, LLC, as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (see Exhibit 34.10)
34.20 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.1)
34.21 CWCapital Asset Management LLC, as General Special Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.3)
34.22 Wilmington Trust, National Association, as Trustee of the Columbus Square Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.23 Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.6)
34.24 Wells Fargo Bank, National Association, as Custodian of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.7)
34.25 Pentalpha Surveillance LLC, as Trust Advisor of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.8)
34.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.9)
34.27 National Tax Search, LLC, as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.10)
34.28 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan
34.29 LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan
34.30 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 34.6)
34.31 Wells Fargo Bank, National Association, as Custodian of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 34.7)
34.32 Situs Holdings, LLC, as Operating Advisor of the Stamford Plaza Portfolio Mortgage Loan

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
35.3 CWCapital Asset Management LLC, as General Special Servicer
35.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Special Servicer
35.5 Wells Fargo Bank, National Association, as Certificate Administrator
35.6 Prudential Asset Resources, Inc., as Primary Servicer
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 35.1)
35.8 CWCapital Asset Management LLC, as General Special Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 35.3)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Bank of America Plaza Mortgage Loan (see Exhibit 35.5)
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 35.1)
35.11 CWCapital Asset Management LLC, as General Special Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 35.3)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Square Portfolio Mortgage Loan (see Exhibit 35.5)
35.13 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.14 LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and RBS Financial Products Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and NCB, FSB (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.7 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and C-III Commercial Mortgage, LLC (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.8 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.9 Mortgage Loan Purchase Agreement, dated as of September 5, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Walker & Dunlop Commercial Property Funding I WF, LLC and Walker & Dunlop Commercial Property Funding, LLC (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein)

99.10 Primary Servicing Agreement, dated as of September 1, 2014, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 under Commission File No. 333-195164-01 and incorporated by reference herein))

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.