Form 10-K
period 2020-12-31
WFRBS Commercial Mortgage Trust 2014-C22
filed 2021-03-17
CIK 1616666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Bank of America Plaza Mortgage Loan and the Columbus Square Portfolio Mortgage Loan, which constituted approximately 10.1% and 8.4%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Bank of America Plaza Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (b) with respect to the Columbus Square Portfolio Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Bank of America Plaza Mortgage Loan and the Columbus Square Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the general master servicer of the Pooling and Servicing Agreement (except with respect to those mortgage loans for which PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.) is the primary servicer or National Cooperative Bank, N.A. is the master servicer) and the primary servicer under the Pooling and Servicing Agreement (solely with respect to National Tax Search, LLC) to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. With respect to the reports provided as servicing function participant on behalf of Wells Fargo Bank, National Association, these servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  With respect to the reports provided as servicing function participant on behalf of PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.), these servicing functions are included within the servicing criteria set forth in Items 1122(d)(2)(ii), 1122(d)(2)(vi), 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement of the certificate administrator of the Stamford Plaza Portfolio Mortgage Loan is omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because it is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Bank of America Plaza Mortgage Loan (Mortgage Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on September 30, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $30,212,195.98 for the twelve-month period ended December 31, 2020.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.7        Wells Fargo Bank, National Association, as Custodian

33.8        Pentalpha Surveillance LLC, as Trust Advisor

33.9        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.10      National Tax Search, LLC, as Servicing Function Participant

33.11      PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.), as Primary Servicer

33.12      National Tax Search, LLC, as Servicing Function Participant for PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.)

33.13      Wells Fargo Bank, National Association, as Primary Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 33.1)

33.14      CWCapital Asset Management LLC, as Special Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 33.3)

33.15      Wilmington Trust, National Association, as Trustee of the Bank of America Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.17      Pentalpha Surveillance LLC, as Trust Advisor of the Bank of America Plaza Mortgage Loan (see Exhibit 33.8)

33.18      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (see Exhibit 33.9)

33.19      National Tax Search, LLC, as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (see Exhibit 33.10)

33.20      Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.1)

33.21      CWCapital Asset Management LLC, as Special Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.3)

33.22      Wilmington Trust, National Association, as Trustee of the Columbus Square Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.23      Wells Fargo Bank, National Association, as Custodian of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.7)

33.24      Pentalpha Surveillance LLC, as Trust Advisor of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.8)

33.25      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.9)

33.26      National Tax Search, LLC, as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.10)

33.27      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan

33.28      LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan

33.29      Wells Fargo Bank, National Association, as Trustee of the Stamford Plaza Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.30      Wells Fargo Bank, National Association, as Custodian of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 33.7)

33.31      Situs Holdings, LLC, as Operating Advisor of the Stamford Plaza Portfolio Mortgage Loan

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

34.7        Wells Fargo Bank, National Association, as Custodian

34.8        Pentalpha Surveillance LLC, as Trust Advisor

34.9        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.10      National Tax Search, LLC, as Servicing Function Participant

34.11      PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.), as Primary Servicer

34.12      National Tax Search, LLC, as Servicing Function Participant for PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.)

34.13      Wells Fargo Bank, National Association, as Primary Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 34.1)

34.14      CWCapital Asset Management LLC, as Special Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 34.3)

34.15      Wilmington Trust, National Association, as Trustee of the Bank of America Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.17      Pentalpha Surveillance LLC, as Trust Advisor of the Bank of America Plaza Mortgage Loan (see Exhibit 34.8)

34.18      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (see Exhibit 34.9)

34.19      National Tax Search, LLC, as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (see Exhibit 34.10)

34.20      Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.1)

34.21      CWCapital Asset Management LLC, as Special Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.3)

34.22      Wilmington Trust, National Association, as Trustee of the Columbus Square Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.23      Wells Fargo Bank, National Association, as Custodian of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.7)

34.24      Pentalpha Surveillance LLC, as Trust Advisor of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.8)

34.25      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.9)

34.26      National Tax Search, LLC, as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.10)

34.27      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan

34.28      LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan

34.29      Wells Fargo Bank, National Association, as Trustee of the Stamford Plaza Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.30      Wells Fargo Bank, National Association, as Custodian of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 34.7)

34.31      Situs Holdings, LLC, as Operating Advisor of the Stamford Plaza Portfolio Mortgage Loan

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

35.2        National Cooperative Bank, N.A. (f/k/a NCB, FSB), as NCB Master Servicer

35.3        CWCapital Asset Management LLC, as General Special Servicer

35.4        National Cooperative Bank, N.A. (f/k/a NCB, FSB), as NCB Special Servicer (see Exhibit 35.2)

35.5        Wells Fargo Bank, National Association, as Certificate Administrator

35.6        PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.), as Primary Servicer

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

Date: March 16, 2021