Form 10-K
period 2025-12-31
WFRBS Commercial Mortgage Trust 2014-C22
filed 2026-03-17
CIK 1616666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each general master servicer of the Pooling and Servicing Agreement (but not with respect to those mortgage loans for which National Cooperative Bank, N.A. is the NCB master servicer) and the primary servicer under the Pooling and Servicing Agreement to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. With respect to the reports provided as servicing function participant on behalf of Wells Fargo Bank, National Association, these servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Bank of America Plaza Mortgage Loan (Mortgage Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on September 30, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $29,519,697.00 for the twelve- month period ended December 31, 2025.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.1         Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

33.2        Trimont LLC, as General Master Servicer on and after March 1, 2025

33.3         National Cooperative Bank, N.A. (f/k/a NCB, FSB), as NCB Master Servicer

33.4         Mount Street US (Georgia) LLP, as General Special Servicer

33.5         National Cooperative Bank, N.A. (f/k/a NCB, FSB), as NCB Special Servicer (see Exhibit 33.3)

33.6         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.7         Wells Fargo Bank, National Association, as Certificate Administrator

33.8         Wells Fargo Bank, National Association, as Custodian

33.9         Pentalpha Surveillance LLC, as Trust Advisor

33.10       CoreLogic Solutions, LLC, as Servicing Function Participant

33.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.12       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.13       Wells Fargo Bank, National Association, as Primary Servicer of the Bank of America Plaza Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.14      Trimont LLC, as Primary Servicer of the Bank of America Plaza Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.15       Mount Street US (Georgia) LLP, as Special Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 33.4)

33.16       Wilmington Trust, National Association, as Trustee of the Bank of America Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Wells Fargo Bank, National Association, as Custodian of the Bank of America Plaza Mortgage Loan (see Exhibit 33.8)

33.18       Pentalpha Surveillance LLC, as Trust Advisor of the Bank of America Plaza Mortgage Loan (see Exhibit 33.9)

33.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (see Exhibit 33.10)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.21       Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.22      Trimont LLC, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.23       Mount Street US (Georgia) LLP, as Special Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.4)

33.24       Wilmington Trust, National Association, as Trustee of the Columbus Square Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Wells Fargo Bank, National Association, as Custodian of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.8)

33.26       Pentalpha Surveillance LLC, as Trust Advisor of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.9)

33.27       CoreLogic Solutions, LLC, as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.10)

33.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan

33.30       LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan

33.31       Wells Fargo Bank, National Association, as Trustee of the Stamford Plaza Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Wells Fargo Bank, National Association, as Custodian of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 33.8)

33.33       Situs Holdings, LLC, as Operating Advisor of the Stamford Plaza Portfolio Mortgage Loan

33.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

34.2        Trimont LLC, as General Master Servicer on and after March 1, 2025

34.3         National Cooperative Bank, N.A. (f/k/a NCB, FSB), as NCB Master Servicer

34.4         Mount Street US (Georgia) LLP, as General Special Servicer

34.5         National Cooperative Bank, N.A. (f/k/a NCB, FSB), as NCB Special Servicer (see Exhibit 34.3)

34.6         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.7         Wells Fargo Bank, National Association, as Certificate Administrator

34.8         Wells Fargo Bank, National Association, as Custodian

34.9         Pentalpha Surveillance LLC, as Trust Advisor

34.10       CoreLogic Solutions, LLC, as Servicing Function Participant

34.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.12       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.13       Wells Fargo Bank, National Association, as Primary Servicer of the Bank of America Plaza Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.14      Trimont LLC, as Primary Servicer of the Bank of America Plaza Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.15       Mount Street US (Georgia) LLP, as Special Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 34.4)

34.16       Wilmington Trust, National Association, as Trustee of the Bank of America Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Wells Fargo Bank, National Association, as Custodian of the Bank of America Plaza Mortgage Loan (see Exhibit 34.8)

34.18       Pentalpha Surveillance LLC, as Trust Advisor of the Bank of America Plaza Mortgage Loan (see Exhibit 34.9)

34.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bank of America Plaza Mortgage Loan (see Exhibit 34.10)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.21       Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.22      Trimont LLC, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.23       Mount Street US (Georgia) LLP, as Special Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.4)

34.24       Wilmington Trust, National Association, as Trustee of the Columbus Square Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Wells Fargo Bank, National Association, as Custodian of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.8)

34.26       Pentalpha Surveillance LLC, as Trust Advisor of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.9)

34.27       CoreLogic Solutions, LLC, as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.10)

34.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan

34.30       LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan

34.31       Wells Fargo Bank, National Association, as Trustee of the Stamford Plaza Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Wells Fargo Bank, National Association, as Custodian of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 34.8)

34.33       Situs Holdings, LLC, as Operating Advisor of the Stamford Plaza Portfolio Mortgage Loan

34.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

35.2        Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         National Cooperative Bank, N.A. (f/k/a NCB, FSB), as NCB Master Servicer

35.4         Mount Street US (Georgia) LLP, as Special Servicer

35.5         National Cooperative Bank, N.A. (f/k/a NCB, FSB), as NCB Special Servicer (see Exhibit 35.3)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator

35.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Bank of America Plaza Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.9        Trimont LLC, as Primary Servicer of the Bank of America Plaza Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.10       Mount Street US (Georgia) LLP, as Special Servicer of the Bank of America Plaza Mortgage Loan (see Exhibit 35.4)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.12      Trimont LLC, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.13       Mount Street US (Georgia) LLP, as Special Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 35.4)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 17, 2026